Form 10-Q
period 2026-06-30
DISCIPLINED GROWTH ACQUISITION Corp
filed 2026-08-14
CIK 2111038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-43314

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

As of August 13, 2026, there were 16,813,500 Class A Ordinary Shares, par value $0.0001 per share, and 5,250,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

DISCIPLINED GROWTH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 26, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“At-Risk Capital Investors” are to (i) the Third-Party Investors (as defined below) and (ii) the Maxim Individuals (as defined below), together;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 15-month period, from the closing of the Initial Public Offering (as defined below) to August 28, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Disciplined Growth Acquisition Corporation, a Cayman Islands exempted company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering, including those Class B Ordinary Shares that were sold to the At-Risk Capital Investors simultaneously with the consummation of Initial Public Offering, and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 28, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 19, 2026;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 16, 2026, as amended, and declared effective on May 26, 2026 (File No. 333-295097);

●	“Letter Agreement” are to the Letter Agreement, dated May 26, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Maxim” are to Maxim Group LLC, the representative of the Underwriters (as defined below);

●	“Maxim Individuals” are to certain individuals who are registered persons of Maxim, collectively, and who purchased Founder Shares and Private Placement Units (as defined below) simultaneously with the closing of the Initial Public Offering;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combination within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Odyssey” are to Odyssey Transfer and Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Option Units” are to the 750,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, Maxim and the At-Risk Capital Investors in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, Maxim and the At-Risk Capital Investors in the Private Placement;

●	“Private Placement Units” are to the Units purchased by our Sponsor, Maxim and the At-Risk Capital Investors in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 26, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 26, 2026, which we entered into with Maxim Partners LLC, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fourth (1/4) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right, with each Public Right entitling the holder to receive one-fourth (1/4) of one Class A Ordinary Share;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 26, 2026, which we entered into with the Sponsor and Maxim;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Representative Shares” are to the Class A Ordinary Shares issued to Maxim and/or its designees as compensation in connection with the Initial Public Offering;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated May 26, 2026, which we entered into with Odyssey, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Disciplined Growth Sponsor LLC, a Delaware limited liability company;

●	“Subscription Agreements” are to the Subscription Agreements, dated May 26, 2026, which we entered into with the At-Risk Capital Investors, collectively;

●	“Third-Party Investors” are to certain third-party investors, none of whom are affiliated with the Sponsor, our officers and directors, collectively, and who purchased Founder Shares and Private Placement Units simultaneously with the closing of the Initial Public Offering;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $158,287,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering and the partial exercise of the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 26, 2026, which we entered into with Odyssey, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 26, 2026, which we entered into with Maxim, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DISCIPLINED GROWTH ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2026

June 30, 2026

ASSETS
Current assets
Cash and cash equivalents	$696,289
Prepaid expenses	236,460
Total current assets	932,749
Cash held in Trust Account	158,824,968
Total assets	$159,757,717

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY
Accrued expenses	$190,247
Over-allotment option liability	195,791
Total liabilities	386,038

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 15,750,000 shares at redemption value of $10.08 per share	158,824,968

Shareholders’ equity:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,063,500 issued and outstanding (excluding the 15,750,000 shares subject to possible redemption) at June 30, 2026	106
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)(2) at June 30, 2026	575
Additional paid-in capital	280,537
Retained earnings	265,493
Total shareholders’ equity	546,711
Total liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ equity	$159,757,717

(1)	Includes up to 500,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 7). On June 4, 2026, the Underwriters purchased an additional 750,000 Option Units pursuant to the partial exercise of the Over-Allotment Option.

(2)	On May 26, 2026, the Sponsor forfeited 1,100,000 Founder Shares and the At-Risk Capital Investors purchased 1,100,000 Founder Shares pursuant to the Subscription Agreements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DISCIPLINED GROWTH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Period from Inception (January 19, 2026) Through
	June 30, 2026	June 30, 2026

Operating expenses:
General and administrative costs	$223,856	$294,360
Formation costs	36,040	47,082
Loss from operations	(259,896)	(341,442)

Other income (expense):
Change in fair value of over-allotment option liability	69,467	69,467
Interest income	537,468	537,468
Other income (expense), net	606,935	606,935

Net income before income taxes	347,039	265,493
Benefit from (provision for) income taxes	-	-
Net income	$347,039	$265,493

Basic weighted-average Class A ordinary shares outstanding	6,220,929	3,473,034
Diluted weighted-average Class A ordinary shares outstanding	6,228,908	3,477,488
Basic net income per Class A ordinary share	$0.03	$0.03
Diluted net income per Class A ordinary share	$0.02	$0.02

Weighted-average Class B ordinary shares outstanding (1)(2)	5,074,176	5,041,411
Basic net income per Class B ordinary share	$0.03	$0.03
Diluted net income per Class B ordinary share	$0.02	$0.02

(1)	Excludes up to 500,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 7). On June 4, 2026, the Underwriters purchased an additional 750,000 Option Units pursuant to the partial exercise of the Over-Allotment Option.

(2)	On May 26, 2026, the Sponsor forfeited 1,100,000 Founder Shares and the At-Risk Capital Investors purchased 1,100,000 Founder Shares pursuant to the Subscription Agreements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DISCIPLINED GROWTH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 19, 2026 (INCEPTION) THROUGH JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 19, 2026 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)(2)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(81,546)	(81,546)
Balance, March 31, 2026	-	$-	5,750,000	$575	$24,425	$(81,546)	$(56,546)
Proceeds from sale of Private Placement Units	354,750	$35	-	$-	$3,551,865	$-	$3,551,900
Issuance of Public Rights	-	-	-	-	4,725,000	-	4,725,000
Issuance of Representative Shares	708,750	71	-	-	7,087,429	-	7,087,500
Offering costs charged to additional paid-in capital	-	-	-	-	(7,254,633)	-	(7,254,633)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	-	-	-	-	(7,853,549)		(7,853,549)
Net income						347,039	347,039
Balance, June 30, 2026	1,063,500	$106	5,750,000	$575	$280,537	$265,493	$546,711

(1)	Includes up to 500,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 7). On June 4, 2026, the Underwriters purchased an additional 750,000 Option Units pursuant to the partial exercise of the Over-Allotment Option.

(2)	On May 26, 2026, the Sponsor forfeited 1,100,000 Founder Shares and the At-Risk Capital Investors purchased 1,100,000 Founder Shares pursuant to the Subscription Agreements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DISCIPLINED GROWTH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 19, 2026 (INCEPTION) THROUGH JUNE 30, 2026

For the Period from Inception (January 19, 2026) Through
June 30, 2026

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,493
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on Trust Account	(537,468)
Change in fair value of over-allotment option liability	(69,467)
Payment of operating expenses through promissory note – related party	94,877
Changes in operating assets and liabilities:
Prepaid expenses	(236,460)
Deferred offering costs	(57,929)
Accounts payable and accrued liabilities	248,176
Net cash used in operating activities	(292,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(158,287,500)
Net cash used in investing activities	(158,287,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units	157,500,000
Proceeds from sale of Private Placement Units	3,551,900
Payment of offering costs	(1,606,329)
Repayment of promissory note - related party for deferred offering costs and operating expenses	(169,004)
Net cash provided by financing activities	159,276,567

Net increase (decrease) in cash	696,289
Cash - Beginning of period	-
Cash - End of period	$696,289

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Over-allotment option liability	$397,888
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary share	$25,000
Deferred offering costs and operating expenses paid by Sponsor in exchange for issuance of promissory note – related party	$169,004
Representative Shares issued in lieu of deferred cash underwriting fees	$7,087,500
Accretion of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$7,853,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

DISCIPLINED GROWTH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Background

Disciplined Growth Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed on January 19, 2026 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an acquisition opportunity in any business, industry or sector. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 19, 2026 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

On June 4, 2026, the Underwriters purchased an additional 750,000 Public Units (the “Option Units”) pursuant to the partial exercise of the Over-Allotment Option (as defined in Note 6), for an aggregate total of 15,750,000 Public Units sold in the Initial Public Offering. The Option Units were sold at an offering price of $10.00 per Option Unit, generating additional gross proceeds to the Company of $7,500,000. In connection with the partial exercise of the Over-Allotment Option, on June 4, 2026, the Sponsor purchased an additional 6,750 Private Placement Units and Maxim and/or its designees purchased an additional 3,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, for aggregate additional proceeds of $97,500. Consequently, in the Private Placement, the Company sold an aggregate of 354,750 Private Placement Units, with (i) the Sponsor purchasing 181,750 Private Placement Units, (ii) Maxim and/or its designees purchasing 63,000 Private Placement Units, and (iii) the At-Risk Capital Investors purchasing 110,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, with the At-Risk Capital Investors paying additional consideration of $0.04 for each Private Placement Unit purchased by them, generating gross proceeds to the Company of $3,551,900. No underwriting discounts or commissions were paid with respect to such sales.

Transaction costs amounted to $8,792,956, consisting of $1,260,000 of cash underwriting fee, $7,087,500 worth of Representative Shares issued in lieu of deferred cash underwriting fees and $445,456 of other offering costs.

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

Following the closing of the Initial Public Offering, the amount of $158,287,500 from the net proceeds of the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), with Odyssey Transfer and Trust Company (“Odyssey”), acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Odyssey to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by August 28, 2027, 15 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of August 13, 2026, the amount in the Trust Account was approximately $10.08 per Public Share.

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

Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of the initial Business Combination and the Company does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, the Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering without the Company’s prior consent. However, the Company will not restrict the Public Shareholders’ ability to vote all their Public Shares (including all Public Shares held by those Public Shareholders that hold more than 15% of the Public Shares sold in the Initial Public Offering) for or against the initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2026. The interim results for the period from January 19, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $696,289 in cash and working capital of $546,711.

The Company has until August 28, 2027, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026, the Company had $696,289 of cash and cash equivalents.

Cash and Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $158,824,968, were held in cash and money market fund investing solely in U.S. Treasuries.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering on May 28, 2026, deferred offering costs were allocated to the Public Shares and Public Rights and charged to temporary equity and shareholders’ equity, respectively. Deferred offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ equity. After Management’s evaluation, the Public Rights included in the Public Units were accounted for as equity classified financial instruments.

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

Net Income Per Ordinary Share

Net income per Ordinary Share (as defined in Note 5) is computed by dividing net income by the weighted-average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted-average Ordinary Shares were reduced for the effect of an aggregate of 500,000 Ordinary Shares that are subject to forfeiture if the remainder of the Over-Allotment Option is not exercised by the Underwriters (see Note 6). As of June 30, 2026, the Company has unexercised over-allotment option that could potentially be exercised or converted into Class A ordinary shares.

The following table presents a reconciliation of the numerator used to compute basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026	For the Period from January 19, 2026 (Inception) Through June 30, 2026
Net income used for basic net income per ordinary share	$347,039	$265,493
Less: Change in fair value of over-allotment option liability	69,467	69,467
Net income used for diluted net income per ordinary share	$277,572	$196,026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026		For the Period from Inception (January 19, 2026) Through June 30, 2026
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$191,136	$155,903	$108,294	$157,199
Allocation of net income, diluted	$152,964	$124,608	$80,020	$116,006
Denominator:
Basic weighted-average ordinary shares outstanding	6,220,929	5,074,176	3,473,034	5,041,411
Diluted weighted-average ordinary shares outstanding	6,228,908	5,074,176	3,477,488	5,041,411
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03
Diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.02

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying unaudited condensed balance sheet. As of June 30, 2026, there was an over-allotment option liability of $195,791.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of May 28, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$157,500,000
Less:
Proceeds allocated to Public Rights	(4,725,000)
Public Shares issuance costs	(1,538,323)
Proceeds allocated to over-allotment option	(397,888)
Plus:
Remeasurement of carrying value to redemption value	7,853,549
Exercise of over-allotment option	132,630
Class A ordinary shares subject to possible redemption, June 30, 2026	$158,824,968

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

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on May 28, 2026, the Company sold 15,000,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $150,000,000. Each Public Unit consists of one Public Share and one Public Right, with each Public Right entitling the holder to receive one-fourth (1/4) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

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

In connection with the partial exercise of the Over-Allotment Option, on June 4, 2026, the Sponsor purchased an additional 6,750 Private Placement Units and Maxim and/or its designees purchased an additional 3,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, for aggregate additional proceeds of $97,500. Consequently, in the Private Placement, the Company sold an aggregate of 354,750 Private Placement Units, with (i) the Sponsor purchasing 181,750 Private Placement Units, (ii) Maxim and/or its designees purchasing 63,000 Private Placement Units, and (iii) the At-Risk Capital Investors purchasing 110,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, with the At-Risk Capital Investors paying additional consideration of $0.04 for each Private Placement Unit purchased by them, generating gross proceeds to the Company of $3,551,900. No underwriting discounts or commissions were paid with respect to such sales.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On January 19, 2026, the Company issued to the Sponsor, 5,750,000 Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) for an aggregate purchase price of $25,000 (such shares, including the Public Shares issuable upon conversion thereof, the “Founder Shares”). Up to 750,000 of the Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the Over-Allotment Option was exercised. On May 26, 2026, the Sponsor forfeited 1,100,000 Founder Shares and the At-Risk Capital Investors purchased 1,100,000 Founder Shares, for an aggregate purchase price of approximately $4,000, or approximately $0.004 per share, which resulted in the Sponsor owning 4,650,000 Founder Shares. Of those 1,100,000 Founder Shares, (i) 150,000 Founder Shares were purchased by the Maxim Individuals and (ii) 950,000 Founder Shares were purchased by the Third-Party Investors. On June 4, 2026, the Over-Allotment Option was partially exercised following the closing of the Initial Public Offering. As such, 250,000 Class B Ordinary Shares are no longer subject to forfeiture. On July 10, 2026, the remainder of the Over-Allotment Option expired unexercised and consequently, 500,000 Class B Ordinary Shares were forfeited by the Sponsor.

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

Promissory Note — Related Party

On January 19, 2026, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had borrowed $169,004 under the promissory note, and the loan was repaid out of the offering proceeds on May 28, 2026. There was no balance outstanding as of June 30, 2026.

Administrative Services Agreement

Commencing on May 26, 2026, and until the completion of the Business Combination or liquidation, the Company shall reimburse the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support pursuant to an administrative services agreement, dated May 26, 2026, by and between the Company and Sponsor (the “Administrative Services Agreement”). As of June 30, 2026, the Company had paid $20,000 under the administrative services agreement.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no such Working Capital Loans were outstanding. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the Sponsor.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and the securities comprising such Private Placement Units), (iii) Representative Shares, and (iv) units that may be issued upon conversion of the Working Capital Loans (and the securities comprising such units) have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the registration rights agreement, dated May 26, 2026 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Maxim may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Maxim may participate in a piggyback registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option to purchase up to 2,250,000 additional Option Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions (the “Over-Allotment Option”). The Underwriters were entitled to a cash underwriting discount of $0.08 per Public Unit, or $1,260,000 in the aggregate, which was paid to the Underwriters upon the closing of the Initial Public Offering and partial exercise of the over-allotment option.

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

On July 10, 2026, the remainder of the Over-Allotment Option expired unexercised and consequently, 500,000 Class B Ordinary Shares were forfeited by the Sponsor.

Representative Shares

The Company issued an aggregate of 708,750 Class A Ordinary Shares to the Underwriters, or their designees, at the consummation of the Initial Public Offering and the partial exercise of the Over-Allotment Option (such shares, the “Representative Shares”). The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The holders of the Representative Shares have agreed not to transfer, assign or sell any such Representative Shares without prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of IPO Registration Statement pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities were not sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, and cannot be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO Registration Statement or commencement of sales in the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lock-up restriction above for the remainder of the time period.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share (subject to potential redemption). As of June 30, 2026, the Company had 1,063,500 Class A ordinary shares issued and outstanding, excluding 15,750,000 Class A ordinary shares subject to possible redemption, consisting of 354,750 private placement shares and 708,750 Representative Shares issued to Maxim.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. On January 19, 2026, the Company issued an aggregate of 5,750,000 Class B Ordinary Shares, $0.0001 par value per share, in exchange for a $25,000 prepaid expense (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. On May 26, 2026, the Sponsor forfeited 1,100,000 Founder Shares and the At-Risk Capital Investors purchased 1,100,000 Founder Shares, for an aggregate purchase price of approximately $4,000, or approximately $0.004 per share, which resulted in the Sponsor owning 4,650,000 Founder Shares. Of those 1,100,000 Founder Shares, (i) 150,000 Founder Shares were purchased by the Maxim Individuals and (ii) 950,000 Founder Shares were purchased by the Third-Party Investors. On June 4, 2026, the Over-Allotment Option was partially exercised following the closing of the Initial Public Offering. As such, 250,000 Class B Ordinary Shares are no longer subject to forfeiture. On July 10, 2026, the remainder of the Over-Allotment Option expired unexercised and consequently, 500,000 Class B Ordinary Shares were forfeited by the Sponsor.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The over-allotment option was accounted for as a liability in accordance with FASB ASC 815-40 and ASC 480 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations. The Company evaluated the underwriters’ over-allotment option as a freestanding financial instrument. The option permits the underwriters to purchase up to 2,250,000 additional units during a 45-day period. Each option unit is identical to the units sold in the Initial Public Offering and consists of one Class A ordinary share and one right.

The Company evaluated the over-allotment option under ASC 480 and ASC 815. The option was determined to meet the definition of a derivative under ASC 815. The Company concluded that the option should be classified as a liability because it is a freestanding instrument indexed to units that include contingently redeemable Class A ordinary shares. Accordingly, the over-allotment option liability was initially measured at fair value and will be remeasured at fair value at each reporting date until the option is exercised or expires, with changes in fair value recognized in earnings.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs, including assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term. The fair value of the over-allotment option is $195,791, or approximately $0.13 per option unit at June 30, 2026.

The following table presents the changes in the over-allotment option liability from its initial recognition through June 30, 2026:

Over-allotment option liability as of May 26, 2026	$397,888
Partial exercise of over-allotment option	(132,630)
Change in fair value of over-allotment option liability	(69,467)
Over-allotment option liability as of June 30, 2026	$195,791

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 26, 2026
Risk-free interest rate	3.63%
Expected term (years)	0.12
Volatility	3.00%
Exercise price	$9.92

The key inputs into the Black-Scholes model were as follows at the end of the period:

June 30, 2026
Risk-free interest rate	3.68%
Expected term (years)	0.03
Volatility	3.91%
Exercise price	$9.92

The Company evaluated the Public Rights and Private Placement Rights under ASC 815 and ASC 815-40. The rights may meet the definition of a derivative because they have an underlying, a notional amount and settlement in Class A ordinary shares that are expected to be readily convertible to cash. However, the rights are indexed to the Company’s own Class A ordinary shares and meet the conditions for equity classification. The rights do not require or permit cash settlement, do not provide redemption rights, do not provide rights to liquidating distributions from the Trust Account, and expire worthless if the Company does not complete an initial Business Combination within the required time period. Accordingly, the rights are classified in shareholders’ equity and are not subsequently remeasured.

The fair value of the Public Rights issued in the Initial Public Offering and the Private Placement Rights issued in the private placement was $4,725,000 and $106,425, respectively, or $0.30 per Right. The fair value of the Rights was determined using the Probability Weighted Expected Return Method (“PWERM”). The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Rights issued in the Initial Public Offering:

May 28, 2026
Expected term to de-SPAC (years)	1.25
Probability of de-SPAC and instrument-specific market adjustment	14.0%
Discount rate	15.0%
Implied Class A share price	$9.70

NOTE 9 – SEGMENT INFORMATION

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

June 30, 2026
Cash and cash equivalents	$696,289
Prepaid expenses	236,460
Cash held in Trust Account	158,824,968
Total assets	$159,757,717
Accrued expenses	$190,247
Over-allotment option liability	195,791
Total liabilities	$386,038

	For the Three Months Ended June 30, 2026	For the Period from January 19, 2026 (Inception) Through June 30, 2026
General and administrative costs	$223,856	$294,360
Formation costs	36,040	47,082
Change in fair value of over-allotment option liability	69,467	69,467
Interest income	537,468	537,468
Net income	$347,039	$265,493

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date through August 13, 2026, the date that the accompanying unaudited condensed financial statements were issued.  Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the accompanying unaudited condensed financial statements.

On July 10, 2026, the remainder of the Over-Allotment Option expired unexercised and consequently, 500,000 Class B Ordinary Shares were forfeited by the Sponsor.

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on the financial technology, aerospace and defense technology, clean technology and other sectors with disruptive market opportunities. We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements and Subscription Agreements, on May 28, 2026, we completed the sale of an aggregate of 345,000 Private Placement Units to the Sponsor, Maxim and/or its designees and the At-Risk Capital Investors in the Private Placement at a purchase price of $10.00 per Private Placement Unit. On June 4, 2026, in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 6,750 Private Placement Units and Maxim and/or its designees purchased an additional 3,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, for aggregate additional proceeds of $97,500. Consequently, in the Private Placement, we sold an aggregate of 354,750 Private Placement Units, with (i) the Sponsor purchasing 181,750 Private Placement Units, (ii) Maxim and/or its designees purchasing 63,000 Private Placement Units, and (iii) the At-Risk Capital Investors purchasing 110,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, with the At-Risk Capital Investors paying additional consideration of $0.04 for each Private Placement Unit purchased by them, generating gross proceeds to the Company of $3,551,900. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

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

Recent Developments

On July 10, 2026, the remainder of the Over-Allotment Option expired unexercised and consequently, 500,000 Class B Ordinary Shares were forfeited by the Sponsor.

 Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 19, 2026 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $347,039, which consisted of change in fair value of over-allotment option of $69,467, interest income of $537,468, offset by general and administrative costs of $223,856 and formation costs of $36,040.

For the period from January 19, 2026 (inception) through June 30, 2026, we had a net income of $265,493, which consisted of change in fair value of over-allotment option of $69,467, interest income of $537,468, offset by general and administrative costs of $294,360 and formation costs of $47,082.

Liquidity and Capital Resources

Our liquidity needs through May 28, 2026, were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. As of June 30, 2026, the Company had $696,289 in cash and a working capital of $546,711.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $158,287,500 was placed in the Trust Account. We incurred fees of $8,792,956, consisting of $1,260,000 of cash underwriting fee, $7,087,500 worth of Representative Shares issued in lieu of deferred cash underwriting fees and $445,456 of other offering costs.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 26, 2026, and until the completion of our Business Combination or liquidation, we shall reimburse the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. As of June 30, 2026, the Company had paid $20,000 under the administrative services agreement.

Underwriting Agreement

The Underwriters had a 45-day option to purchase up to 2,250,000 additional Option Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The Underwriters were entitled to a cash underwriting discount of $0.08 per Public Unit, or $1,260,000 in the aggregate, which was paid to the Underwriters upon the closing of the Initial Public Offering and partial exercise of the over-allotment option.

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

On July 10, 2026, the remainder of the Over-Allotment Option expired unexercised and consequently, 500,000 Class B Ordinary Shares were forfeited by the Sponsor.

Representative Shares

We issued an aggregate of 708,750 Representative Shares to the Underwriters or their designees, at the consummation of the Initial Public Offering and the partial exercise of the Over-Allotment Option. We account for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The holders of the Representative Shares have agreed not to transfer, assign or sell any such Representative Shares without prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by the FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of IPO Registration Statement pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities were not sold during the Initial Public Offering, and cannot be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO Registration Statement or commencement of sales in the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lock-up restriction above for the remainder of the time period.

Registration Rights Agreement

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, the Company has recognized fair value on its Public Rights and Over-allotment option liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2026, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

With the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements and Subscription Agreements, we completed the sale of an aggregate of 345,000 Private Placement Units to the Sponsor, Maxim and/or its designees and the At-Risk Capital Investors in the Private Placement at a purchase price of $10.00 per Private Placement Unit. On June 4, 2026, in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 6,750 Private Placement Units and Maxim and/or its designees purchased an additional 3,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, for aggregate additional proceeds of $97,500. Consequently, in the Private Placement, we sold an aggregate of 354,750 Private Placement Units, with (i) the Sponsor purchasing 181,750 Private Placement Units, (ii) Maxim and/or its designees purchasing 63,000 Private Placement Units, and (iii) the At-Risk Capital Investors purchasing 110,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, with the At-Risk Capital Investors paying additional consideration of $0.04 for each Private Placement Unit purchased by them, generating gross proceeds to the Company of $3,551,900. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements and Subscription Agreements, on May 28, 2026, we completed the sale of an aggregate of 345,000 Private Placement Units to the Sponsor, Maxim and/or its designees and the At-Risk Capital Investors in the Private Placement at a purchase price of $10.00 per Private Placement Unit. On June 4, 2026, in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 6,750 Private Placement Units and Maxim and/or its designees purchased an additional 3,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, for aggregate additional proceeds of $97,500. Consequently, in the Private Placement, we sold an aggregate of 354,750 Private Placement Units, with (i) the Sponsor purchasing 181,750 Private Placement Units, (ii) Maxim and/or its designees purchasing 63,000 Private Placement Units, and (iii) the At-Risk Capital Investors purchasing 110,000 Private Placement Units, in each case at a price of $10.00 per Private Placement Unit, with the At-Risk Capital Investors paying additional consideration of $0.04 for each Private Placement Unit purchased by them, generating gross proceeds to the Company of $3,551,900. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	DISCIPLINED GROWTH ACQUISITION CORPORATION

	By:	/s/ Robert Wotczak
	Name:	Robert Wotczak
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Emma Dell’Acqua
	Name:	Emma Dell’Acqua
	Title:	Chief Financial Officer
(Principal Financial Officer)